Form 10-Q
period 2009-01-31
CurrencyShares South African Rand Trust
filed 2009-03-17
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34162

CurrencySharesSM South African Rand Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 14-6294919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

(Address of principal executive offices) (Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2009 (unaudited) and October 31, 2008	2

Statement of Income and Comprehensive Income for the three months ended January 31, 2009 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2009 (unaudited) and the period from August 8, 2008 [date of inception] to October 31, 2008	4

Statement of Cash Flows for the three months ended January 31, 2009 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Items 4T. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM South African Rand Trust

Statements of Financial Condition

	January 31, 2009	October 31, 2008
	(Unaudited)
Assets
Current Assets
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	98	102

Total Assets	$98	$102

Liabilities and Shareholders’ Equity
Current Liabilities

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized – 1 issued and outstanding	98	102
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$98	$102

See Notes to Financial Statements

CurrencySharesSM South African Rand Trust

Statement of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2009
Income
Total Income	$—

Expenses

Total Expenses	—

Net Income	$—

Other Comprehensive Income
Currency translation adjustment	(4)

Total Comprehensive Income	$(4)

Basic and Diluted Earnings per share	$0
Weighted-average Shares Outstanding	1
Cash Dividends per Share	$0

See Notes to Financial Statements

CurrencySharesSM South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—

Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4)	(28)
Adjustment of redeemable capital shares to redemption value	4	28

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statement of Cash Flows

(Unaudited)

Three months ended January 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—

Cash flows from financing activities
Net cash provided by financing activities	$—

Adjustment to period cash flows due to currency movement	(4)

Decrease in cash	(4)
Cash at beginning of period	102

Cash at end of period	$98

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencySharesSM South African Rand Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 South African Rand in the Trust’s primary deposit account held by JPMorgan Chase Bank. N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2009.

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, South African Rand Deposits (cash) are translated at the Closing Spot Rate, which is the South African Rand/U.S. dollar (“USD”) exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the three months ended January 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 98 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were South African Rand principal deposits of 1,000 and no South African Rand principal redemptions resulting in an ending South African Rand principal balance of 1,000. This equates to 102 USD.

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

	Three months ended January 31, 2009 (Unaudited)		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$102	0	$0
Shares issued	—	—	1	130
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(4)	—	(28)

Ending balance	1	$98	1	$102

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

The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and will be paid monthly.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

The value of the Shares relates directly to the value of the South African Rand held by the Trust and fluctuations in the price of the South African Rand could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

The CurrencySharesSM South African Rand Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of South African Rand and distributes South African Rand in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price in USD of the South African Rand plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the South African Rand. Each outstanding Share represents a proportional interest in the South African Rand held by the Trust. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the South African Rand.

Definition of Net Asset Value; Valuation of the South African Rand

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) will add to the amount of South African Rand in the Trust at the end of the preceding business day accrued but unpaid interest, South African Rand receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, South African Rand payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV will be expressed in USD based on the Closing Spot Rate as determined by WM/Reuters as of 4:00 PM (London time) each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent WM/Reuters determination of the Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee will also determine the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

Investing in the Shares will not insulate the investor from certain risks, including price volatility.

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

No additional Shares were created or redeemed during the three months ending January 31, 2009. As of January 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $98.

Movements in the Price of the South African Rand

The following chart illustrates recent movements in the price of South African Rand in USD as reported by the Bloomberg Professional service.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM South African Rand Trust

Date: March 17, 2009	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)