Form 10-Q
period 2009-04-30
CurrencyShares South African Rand Trust
filed 2009-06-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009 and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the period from August 8, 2008 [date of inception] to October 31, 2008	4

Statement of Cash Flows for the six months ended April 30, 2009	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Items 4T. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM South African Rand Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	118	102

Total Assets	$118	$102

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized – 1 issued and outstanding	118	102
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$118	$102

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Total Income	$—	$—

Expenses
Total Expenses	—	—

Net Income	$—	$—

Other Comprehensive Income
Currency translation adjustment	20	16

Total Comprehensive Income	$20	$16

Basic and Diluted Earnings per share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	16	(28)
Adjustment of redeemable capital shares to redemption value	(16)	28

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statement of Cash Flows

(Unaudited)

Six months ended April 30, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—

Cash flows from financing activities
Net cash provided by financing activities	$—

Adjustment to period cash flows due to currency movement	16

Increase in cash	16
Cash at beginning of period	102

Cash at end of period	$118

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencySharesSM South African Rand Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 South African Rand in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the South African Rand in accordance with Financial Accounting Standard 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from South African Rand to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 118 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were South African Rand principal deposits of 1,000 and no South African Rand principal redemptions resulting in an ending South African Rand principal balance of 1,000. This equates to 102 USD.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for South African Rand. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant of The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

	Six months ended April 30, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$102	0	$0
Shares issued	—	—	1	130
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	16	—	(28)

Ending balance	1	$118	1	$102

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

All of the Trust’s assets are South African Rand, which creates a concentration risk associated with fluctuations in the price of the South African Rand. Accordingly, a decline in the South African Rand to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the South African Rand include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of South African Rand by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold South African Rand as part of their reserve assets) could adversely affect an investment in the Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended April 30, 2009. The balance reflected in the financial statements is seed capital from the Sponsor.

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

No additional Shares were created or redeemed during the six months ended April 30, 2009. As of April 30, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $118.

Movements in the Price of the South African Rand

The following chart illustrates recent movements in the price of South African Rand in USD as reported by the Bloomberg Professional service.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
South African Rand Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)