Form 10-Q
period 2009-07-31
CurrencyShares South African Rand Trust
filed 2009-09-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the period from August 8, 2008 [date of inception] to October 31, 2008	4

Statement of Cash Flows for the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Items 4T. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM South African Rand Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	128	102

Total Assets	$128	$102

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	128	102
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$128	$102

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009
Income
Total Income	$—	$—

Expenses
Total Expenses	—	—

Net Income	$—	$—

Other Comprehensive Income
Currency translation adjustment	10	26

Total Comprehensive Income	$10	$26

Basic and Diluted Earnings per share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	26	(28)
Adjustment of redeemable capital shares to redemption value	(26)	28

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statement of Cash Flows

(Unaudited)

Nine months ended July 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—

Cash flows from financing activities

Net cash provided by financing activities	$—

Adjustment to period cash flows due to currency movement	26

Increase in cash	26
Cash at beginning of period	102

Cash at end of period	$128

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 128 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were South African Rand principal deposits of 1,000 and no South African Rand principal redemptions resulting in an ending South African Rand principal balance of 1,000. This equates to 102 USD.

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

	Nine months ended July 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$102	0	$0
Shares issued	—	—	1	130
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	26	—	(28)

Ending balance	1	$128	1	$102

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended July 31, 2009. The balance reflected in the financial statements is seed capital from the Sponsor.

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

No additional Shares were created or redeemed during the nine months ended July 31, 2009. As of July 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $128.

Movements in the Price of the South African Rand

The following chart illustrates recent movements in the price of South African Rand in USD as reported by the Bloomberg Professional service.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM South African Rand Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)