Form 10-K
period 2009-10-31
CurrencyShares South African Rand Trust
filed 2010-01-14
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

During the fiscal period ended October 31, 2009, none of the registrant’s common stock was held by non-affiliates of the registrant.

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

The value of the Shares relates directly to the value of the South African Rand held by the Trust and fluctuations in the price of the South African Rand could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section beginning on page 3 for a description of other risks and uncertainties that may affect an investment in the Shares.

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

The investment objective of the Trust is for the Shares to reflect the price in USD of the South African Rand plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the South African Rand. When admitted to trading, the Shares will be bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares will not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust will be reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the fiscal period ended October 31, 2009.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

If the Trustee is required to withdraw South African Rand from the Trust to pay expenses, this will reduce the amount of South African Rand represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

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

The interest rate earned by the Trust may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

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

South African Rand deposited in the Deposit Accounts by an Authorized Participant will be commingled with South African Rand deposited by other Authorized Participants. The Trust will have no proprietary rights in or to any specific South African Rand held by the Depository and will be an unsecured creditor of the Depository with respect to the South African Rand held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of South African Rand deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the South African Rand held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts will not be held in the U.S. but instead will be held at the London branch of a U.S. national bank, where they will be subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository could terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In accordance with the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

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

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal period ended October 31, 2009. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

The Sponsor deposited 1,000 South African Rand with the Depository in exchange for one Share on August 8, 2008. No additional shares were created or redeemed during the fiscal period ended October 31, 2008. As of October 31, 2008, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $102.

No additional shares were created or redeemed during the fiscal period ended October 31, 2009. As of October 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $128.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the year ended October 31, 2009 and the period from August 8, 2008 through October 31, 2008 were:

	2009	August 8, 2008 [Date of Inception] to October 31, 2008
Audit Fees	$12,000	$16,500
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$12,000	$16,500

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CurrencySharesSM South African Rand Trust

Financial Statements as of October 31, 2009

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2009 and October 31, 2008	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM South African Rand Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM South African Rand Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Baltimore, Maryland

January 14, 2010

CurrencySharesSM South African Rand Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	128	102

Total Assets	$128	$102

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized – 1 issued and outstanding	128	102
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$128	$102

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Total Income	$—	$—

Expenses
Total Expenses	—	—
Net Income	$—	$—

Other Comprehensive Income (Loss)
Currency translation adjustment	26	(28)

Total Comprehensive Income (Loss)	$26	$(28)

Basic and Diluted Earnings per share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	26	(28)
Adjustment of redeemable capital shares to redemption value	(26)	28

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Cash Flows

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	130

Net cash provided by financing activities	—	130

Adjustment to period cash flows due to currency movement	26	(28)

Increase (Decrease) in cash	26	(28)
Cash at beginning of period	102	—

Cash at end of period	$128	$102

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through January 14, 2010, the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the South African Rand in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from South African Rand to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the year ended October 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 128 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were South African Rand principal deposits of 1,000 and no South African Rand principal redemptions resulting in an ending South African Rand principal balance of 1,000. This equates to 102 USD.

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

	Year ended October 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$102	0	$0
Shares issued	—	—	1	130
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	26	—	(28)

Ending balance	1	$128	1	$102

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2010.

CURRENCYSHARESSM
SOUTH AFRICAN RAND TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
South African Rand Trust

	By:	/S/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons son behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS	Director and Chief Executive Officer	January 14, 2010
Nick Bonos	(principal executive officer)

/S/ JOE ARRUDA	Director and Chief Financial Officer (principal financial officer and principal	January 14, 2010
Joe Arruda	accounting officer)

/S/ MICHAEL BYRUM	Director	January 14, 2010
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.