Form 10-Q
period 2010-04-30
CurrencyShares South African Rand Trust
filed 2010-06-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2010, the six months ended April 30, 2010, the three months ended April 30, 2009 and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the six months ended April 30, 2010 and the six months ended April 30, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Items 4. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM South African Rand Trust

Statements of Financial Condition

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	136	128

Total Assets	$136	$128

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders Equity:
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized – 1 issued and outstanding	136	128
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$136	$128

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Total Income	$—	$—	$—	$—

Expenses
Total Expenses	—	—	—	—

Net Income	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	3	8	20	16

Total Comprehensive Income	$3	$8	$20	$16

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2010 (Unaudited)	Year ended to October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	8	26
Adjustment of redeemable capital shares to redemption value	(8)	(26)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2010	Six months ended April 30, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	$—	$—

Adjustment to period cash flows due to currency movement	8	16

Increase in cash	8	16
Cash at beginning of period	128	102

Cash at end of period	$136	$118

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the South African Rand plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the South African Rand. The Trust’s assets primarily consist of South African Rand on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K filed on January 14, 2010.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in South African Rand effective on the first business day of the subsequent month. The Trustee will direct that the excess South African Rand be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	South African Rand Deposits

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the six months ended April 30, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions, resulting in an ending South African Rand balance of 1,000. This equates to 136 USD. For the year ended October 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions, resulting in an ending South African Rand principal balance of 1,000. This equates to 128 USD.

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

	Six months ended April 30, 2010 (Unaudited)		Year ended to October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$128	1	$102
Shares issued	—	—	—	—
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	8	—	26

Ending balance	1	$136	1	$128

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended April 30, 2010. The balance reflected in the financial statements is seed capital from the Sponsor.

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

No additional Shares were created or redeemed during the six months ended April 30, 2010. As of April 30, 2010, the number of South African Rand owned by the Trust was 1,000, resulting in a redeemable capital share value of $136.

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

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM SOUTH AFRICAN RAND TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
South African Rand Trust

Date: June 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer (principal financial officer)