Form 10-Q
period 2010-07-31
CurrencyShares South African Rand Trust
filed 2010-09-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34162

CurrencyShares® South African Rand Trust

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2010, the three months ended July 31, 2009, the nine months ended July 31, 2010 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the nine months ended July 31, 2010 and the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Items 4. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	July 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	137	128

Total Assets	$137	$128

Liabilities and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	137	128
Shareholders Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$137	$128

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Income
Total Income	$—	$—	$—	$—

Expenses
Total Expenses	—	—	—	—

Net Income	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	1	10	9	26

Total Comprehensive Income	$1	$10	$9	$26

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2010 (Unaudited)	Year ended to October 31, 2009
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	9	26
Adjustment of redeemable capital shares to redemption value	(9)	(26)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	$—	$—

Adjustment to period cash flows due to currency movement	9	26

Increase in cash	9	26
Cash at beginning of period	128	102

Cash at end of period	$137	$128

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® South African Rand Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 South African Rand in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Rydex Advisors II, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s audited financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, South African Rand deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/South African Rand exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are passed through to the Shareholders.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of South African Rand. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of South African Rand by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in South African Rand effective on the first business day of the subsequent month. The Trustee will direct that the excess South African Rand be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	South African Rand Deposits

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the nine months ended July 31, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions, resulting in an ending South African Rand balance of 1,000. This equates to 137 USD. For the year ended October 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions, resulting in an ending South African Rand principal balance of 1,000. This equates to 128 USD.

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

	Nine months ended July 31, 2010 (Unaudited)		Year ended to October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$128	1	$102
Shares issued	—	—	—	—
Shared redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	9	—	26

Ending balance	1	$137	1	$128

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the South African Rand held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the South African Rand in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s South African Rand, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trust Overview

The CurrencyShares® South African Rand Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of South African Rand and distributes South African Rand in connection with the redemption of Baskets.

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

Definition of Net Asset Value; Valuation of the South African Rand

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) will add to the amount of South African Rand in the Trust at the end of the preceding business day accrued but unpaid interest, if any, South African Rand receivable under pending purchase orders and the value of other Trust assets, and will subtract the accrued but unpaid Sponsor’s fee, South African Rand payable under pending redemption orders and other Trust expenses and liabilities, if any. Investing in the Shares will not insulate the investor from certain risks, including price volatility.

The NAV will be expressed in USD based on the USD/South African Rand exchange rate as determined by WM/Reuters as of 4:00 PM (London time) (the “Closing Spot Rate”) each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent WM/Reuters determination of the Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. The Trustee will also determine the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended July 31, 2010. The balance reflected in the financial statements is seed capital from the Sponsor.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

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

No additional Shares were created or redeemed during the nine months ended July 31, 2010. As of July 31, 2010, the number of South African Rand owned by the Trust was 1,000, resulting in a redeemable capital share value of $137.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® South African Rand Trust

Date: September 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)