Form 10-K
period 2010-10-31
CurrencyShares South African Rand Trust
filed 2011-01-14
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

During the fiscal period ended October 31, 2010, none of the registrant’s common stock was held by non-affiliates of the registrant.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the South African Rand, as the value of the Shares relates directly to the value of the South African Rand held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

i

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

ii

PART I

Item 1.	Business

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the fiscal period ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the South African Rand deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the South African Rand, plus accumulated interest, less the Trust’s expenses. The price of the South African Rand has fluctuated widely over the past several years. Several factors may affect the price of the South African Rand, including:

•	Debt level and trade deficit of South Africa;

•	Inflation rates and interest rates of the United States and South Africa and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of South African Rand in the primary deposit account of the Trust. Interest on the primary deposit account accrues daily and is paid monthly. The Depository may change the rate based upon changes in market conditions or the Depository’s liquidity needs. The Depository will notify the Sponsor of the interest rate applied each business day after the close of the business day. The Sponsor will disclose the interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse will be to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s South African Rand to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust will be required to sell South African Rand to pay these expenses. The sale of the Trust’s South African Rand to pay expenses in USD at a time of low South African Rand prices could adversely affect the value of the Shares.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the South African Rand deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the year ended October 31, 2010. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

The Sponsor deposited 1,000 South African Rand with the Depository in exchange for one Share on August 8, 2008. No additional shares were created or redeemed during the fiscal period ended October 31, 2008. As of October 31, 2008, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $102.

No additional shares were created or redeemed during the years ended October 31, 2009 or October 31, 2010. As of October 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $128. As of October 31, 2010, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $144.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009 are as follows:

	2010	2009
Audit Fees	$9,000	$12,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$9,000	$12,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

CurrencyShares® South African Rand Trust

Financial Statements as of October 31, 2010

Index

Page
Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® South African Rand Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® South African Rand Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® South African Rand Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® South African Rand Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	144	128

Total Assets	$144	$128

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized – 1 issued and outstanding	144	128
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$144	$128

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Income
Total Income	$—	$—	$—

Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	16	26	(28)

Total Comprehensive Income/(Loss)	$16	$26	$(28)

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings, Beginning of Year/Period	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year/Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year/Period	$—	$—	$—
Currency translation adjustment	16	26	(28)
Adjustment of redeemable capital shares to redemption value	(16)	(26)	28

Cumulative Translation Adjustment, End of Year/Period	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	130

Net cash provided by financing activities	—	—	130

Adjustment to period cash flows due to currency movement	16	26	(28)

Increase/(Decrease) in cash	16	26	(28)
Cash at beginning of year/period	128	102	—

Cash at end of year/period	$144	$128	$102

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 144 USD. For the year ended October 31, 2009, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 128 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were South African Rand principal deposits of 1,000 and no South African Rand principal redemptions resulting in an ending South African Rand principal balance of 1,000. This equates to 102 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$128	1	$102	0	$0
Shares issued	—	—	—	—	1	130
Shares redeemed	—	—	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	16	—	26	—	(28)

Ending balance	1	$144	1	$128	1	$102

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® South African Rand Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons son behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.