Form 10-K/A
period 2010-10-31
CurrencyShares South African Rand Trust
filed 2011-03-10
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 30-6164140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® South African Rand Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on January 14, 2011, is being filed for the purpose of amending Item 15 in order to (i) include the report of our prior independent registered public accounting firm, (ii) amend the Exhibit Index and (iii) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-150685) filed on May 7, 2008.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-150685) filed on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Rydex Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of South African Rand Shares issued thereunder and all depositors.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Form S-1 Registration Statement (File number 333-150685) filed on May 7, 2008.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® South African Rand Trust

Financial Statements as of October 31, 2010

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-4

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-7

Notes to the Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® South African Rand Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008 present fairly, in all material respects, the financial position of CurrencyShares® South African Rand Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

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

/s/ Ernst & Young LLP

McLean, VA

January 14, 2011

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	144	128

Total Assets	$144	$128

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	144	128
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$144	$128

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Income
Total Income	$—	$—	$—

Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	16	26	(28)

Total Comprehensive Income/(Loss)	$16	$26	$(28)

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings, Beginning of Year/Period	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year/Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year/Period	$—	$—	$—
Currency translation adjustment	16	26	(28)
Adjustment of redeemable capital shares to redemption value	(16)	(26)	28

Cumulative Translation Adjustment, End of Year/Period	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Period from August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	130

Net cash provided by financing activities	—	—	130

Adjustment to period cash flows due to currency movement	16	26	(28)

Increase/(Decrease) in cash	16	26	(28)
Cash at beginning of year/period	128	102	—

Cash at end of year/period	$144	$128	$102

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® South African Rand Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons son behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	March 10, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	March 10, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.