Form 10-Q
period 2011-01-31
CurrencyShares South African Rand Trust
filed 2011-03-11
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	139	144

Total Assets	$139	$144

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	139	144
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$139	$144

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Total Income	$—	$—

Expenses

Total Expenses		—

Net Income	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5)	5

Total Comprehensive (Loss)/Income	$(5)	$5

Basic and Diluted Earnings per Share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5)	16
Adjustment of redeemable capital shares to redemption value	5	(16)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—

Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	(5)	5

(Decrease)/Increase in cash	(5)	5
Cash at beginning of period	144	128

Cash at end of period	$139	$133

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 139 USD. For the year ended October 31, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 144 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$144	1	$128
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(5)	—	16

Ending balance	1	$139	1	$144

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

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the South African Rand plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the South African Rand.

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended January 31, 2011. The balance reflected in the financial statements is seed capital from the Sponsor.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

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

No additional shares were created or redeemed during the year ended October 31, 2009, the year ended October 31, 2010 or the three months ended January 31, 2011. As of October 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $128. As of October 31, 2010, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $144. As of January 31, 2011, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $139.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® South African Rand Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)