Form 10-Q
period 2011-07-31
CurrencyShares South African Rand Trust
filed 2011-09-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. (Removed and Reserved)	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	149	144

Total Assets	$149	$144

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	149	144
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$149	$144

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Total Income	$—	$—	$—	$—

Expenses
Total Expenses	—	—	—	—
Net Income	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3)	1	5	9

Total Comprehensive (Loss)/Income	$(3)	$1	$5	$9

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5	16
Adjustment of redeemable capital shares to redemption value	(5)	(16)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	—	—
Adjustment to period cash flows due to currency movement	5	9

Increase in cash	5	9
Cash at beginning of period	144	128

Cash at end of period	$149	$137

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

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, South African Rand deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/South African Rand exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 149 USD. For the year ended October 31, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 144 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$144	1	$128
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	5	—	16

Ending balance	1	$149	1	$144

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the South African Rand held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the South African Rand in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s South African Rand, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee will calculate, and the Sponsor will publish, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee will add to the amount of South African Rand in the Trust at the end of the preceding day accrued but unpaid interest, if any, South African Rand receivable under pending purchase orders and the value of other Trust assets, and subtract the accrued but unpaid Sponsor’s fee, South African Rand payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV will be expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ South African Rand exchange rate as determined by WM Company as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee will also determine the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share will be published by the Sponsor on each day that NYSE Arca is open for regular trading and will be posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended July 31, 2011. The balance reflected in the financial statements is seed capital from the Sponsor.

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

No additional Shares were created or redeemed during the year ended October 31, 2009, the year ended October 31, 2010 or the nine months ended July 31, 2011. As of October 31, 2009, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $128. As of October 31, 2010, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $144. As of July 31, 2011, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $149.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST
		By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® South African Rand Trust

Date:	September 9, 2011		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)