Form 10-Q
period 2012-07-31
CurrencyShares South African Rand Trust
filed 2012-09-10
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. (Removed and Reserved)	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	122	127

Total Assets	$122	$127

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	122	127
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$122	$127

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Total Income	$—	$—	$—	$—

Expenses
Total Expenses	—	—	—	—

Net Income	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	(7)	(3)	(5)	5

Total Comprehensive Income	$(7)	$(3)	$(5)	$5

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—

Currency translation adjustment	(5)	(17)
Adjustment of redeemable capital shares to redemption value	5	17

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Net cash provided by operating activities	$—	$—

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—

Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	(5)	5

Increase/(Decrease) in cash	(5)	5
Cash at beginning of period	127	144

Cash at end of period	$122	$149

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the nine months ended July 31, 2012, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 122 USD. For the year ended October 31, 2011, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 127 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$127	1	$144
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(5)	—	(17)

Ending balance	1	$122	1	$127

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended July 31, 2012. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

No additional Shares were created or redeemed during the year ended October 31, 2011 or the nine months ended July 31, 2012. As of October 31, 2011, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $127. As of July 31, 2012, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $122.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SOUTH AFRICAN RAND TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
South African Rand Trust

Date: September 10, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)