Form 10-K
period 2012-10-31
CurrencyShares South African Rand Trust
filed 2013-01-14
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

During the fiscal period ended October 31, 2012, none of the registrant’s common stock was held by non-affiliates of the registrant.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the fiscal period ended October 31, 2012.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw South African Rand from the Trust to pay these excess expenses, which will reduce the amount of South African Rand represented by each Share on an ongoing basis and may result in adverse tax consequences.

Each outstanding Share will represent a fractional, undivided interest in the South African Rand held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned may not exceed expenses, in which case the Trustee will withdraw South African Rand from the Trust to pay these excess expenses. As a result, the amount of South African Rand represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of South African Rand into the Trust, as the amount of South African Rand required to create Shares will proportionately reflect the amount of South African Rand represented by the Shares outstanding at the time of creation As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the South African Rand increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the year ended October 31, 2012. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

No additional shares were created or redeemed during the years ended October 31, 2010, October 31, 2011 or October 31, 2012. As of October 31, 2010, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $144. As of October 31, 2011, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $127. As of October 31, 2012, the number of Singapore Dollars owned by the Trust was 1,000 resulting in a redeemable capital share value of $115.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011

Audit Fees	$9,000	$9,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$9,000	$9,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-150685) filed by the Trust on May 7, 2008.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to 3.2 to the Registration Statement on Form S-1 (File No. 333-150685) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of South African Rand Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Trust on January 13, 2012.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® South African Rand Trust

Financial Statements as of October 31, 2012

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2012 and October 31, 2011	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2012, the year ended October 31, 2011, and the year ended October 31, 2010	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2012, the year ended October 31, 2011, and the year ended October 31, 2010	F-5

Statements of Cash Flows for the year ended October 31, 2012, the year ended October 31, 2011, and the year ended October 31, 2010	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® South African Rand Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® South African Rand Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® South African Rand Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	115	127

Total Assets	$115	$127

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	115	127
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$115	$127

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010

Income
Total Income	$—	$—	$—

Expenses

Total Expenses	—	—	—

Net Income	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(12)	(17)	16

Total Comprehensive (Loss)/Income	$(12)	$(17)	$16

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010

Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(12)	(17)	16
Adjustment of redeemable capital shares to redemption value	12	17	(16)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Cash flows from operating activities

Net cash provided by operating activities	$—	$—	$—

Cash flows from financing activities

Net cash provided by financing activities	—	—	—

Adjustment to period cash flows due to currency movement	(12)	(17)	16

(Decrease)/Increase in cash	(12)	(17)	16

Cash at beginning of year	127	144	128

Cash at end of year	$115	$127	$144

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencyShares® South African Rand Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 1,000 South African Rand in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the year ended October 31, 2012, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 115 USD. For the year ended October 31, 2011, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 127 USD. For the year ended October 31, 2010, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 144 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2012		Year ended October 31, 2011		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$127	1	$144	1	$128

Shares issued	—	—	—	—	—	—

Shares redeemed	—	—	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(12)	—	(17)	—	16

Ending balance	1	$115	1	$127	1	$144

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2013

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.