Form 10-Q
period 2013-01-31
CurrencyShares South African Rand Trust
filed 2013-03-08
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	January 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	112	115

Total Assets	$112	$115

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized—1 issued and outstanding	112	115
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$112	$115

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Income
Total Income	$—	$—
Expenses

Total Expenses		—
Net Income	$—	$—

Basic and Diluted Earnings per Share	$0	$0
Weighted-average Shares Outstanding	1	1
Cash Dividends per Share	$0	$0
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3)	1

Total Comprehensive (Loss)/Income	$(3)	$1

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(3)	12
Adjustment of redeemable capital shares to redemption value	3	(12)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Cash flows from operating activities
Net cash provided by operating activities	$—	$—
Cash flows from financing activities
Cash received to purchase redeemable shares	—	—

Net cash provided by financing activities	—	—
Adjustment to period cash flows due to currency movement	(3)	1

(Decrease)/Increase in cash	(3)	1
Cash at beginning of period	115	127

Cash at end of period	$112	$128

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

B. Foreign Currency Translation

The Trustee will calculate the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, South African Rand deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/South African Rand exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the South African Rand in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from South African Rand to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. South African Rand Deposits

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the three months ended January 31, 2013, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 112 USD. For the year ended October 31, 2012, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 115 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$115	1	$127
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(3)	—	(12)

Ending balance	1	$112	1	$115

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee will calculate, and the Sponsor will publish, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee will add to the amount of South African Rand in the Trust at the end of the preceding day accrued but unpaid interest, if any, South African Rand receivable under pending purchase orders and the value of other Trust assets, and subtract the accrued but unpaid Sponsor’s fee, South African Rand payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV will be expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the South African Rand/USD exchange rate as determined by The WM Company, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended January 31, 2013. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

No additional Shares were created or redeemed during the year ended October 31, 2012 or the three months ended January 31, 2013. As of October 31, 2012, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $115. As of January 31, 2013, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $112.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

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

CURRENCYSHARES®
SOUTH AFRICAN RAND TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
South African Rand Trust

Date: March 8, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)