Form 10-K
period 2013-10-31
CurrencyShares South African Rand Trust
filed 2014-01-14
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34162

CurrencyShares® South African Rand Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 30-6164140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

South African Rand Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

During the fiscal period ended October 31, 2013, none of the registrant’s common stock was held by non-affiliates of the registrant.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee will accrue daily at an annual nominal rate of 0.40% of the South African Rand in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor did not receive a fee during the fiscal period ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee will calculate, and the Sponsor will publish, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee will add to the amount of South African Rand in the Trust at the end of the preceding day accrued but unpaid interest, South African Rand receivable under pending purchase orders and the value of other Trust assets, and subtract the accrued but unpaid Sponsor’s fee, South African Rand payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV will be expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ South African Rand exchange rate as determined by The WM Company, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee will also determine the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share will be published by the Sponsor on each day that NYSE Arca is open for regular trading and will be posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the South African Rand deposit balances.

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

Each outstanding Share will represent a fractional, undivided interest in the South African Rand held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned may not exceed expenses, in which case the Trustee will withdraw South African Rand from the Trust to pay these excess expenses. As a result, the amount of South African Rand represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of South African Rand into the Trust, as the amount of South African Rand required to create Shares will proportionately reflect the amount of South African Rand represented by the Shares outstanding at the time of creation As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the South African Rand increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Shareholders will not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the full protection provided for bank deposits under English law.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the year ended October 31, 2013. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

No additional shares were created or redeemed during the years ended October 31, 2011, October 31, 2012 or October 31, 2013. As of October 31, 2011, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $127. As of October 31, 2012, the number of Singapore Dollars owned by the Trust was 1,000 resulting in a redeemable capital share value of $115. As of October 31, 2013, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $100.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012
Audit Fees	$9,000	$9,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$9,000	$9,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® South African Rand Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® South African Rand Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® South African Rand Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	100	115

Total Assets	$100	$115

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized—1 issued and outstanding	100	115
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$100	$115

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Total Income	$—	$—	$—
Expenses
Total Expenses	—	—	—
Net Income	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(15)	(12)	(17)

Total Comprehensive Loss	$(15)	$(12)	$(17)

Basic and Diluted Earnings per share	$0	$0	$0
Weighted-average Shares Outstanding	1	1	1
Cash Dividends per Share	$0	$0	$0

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	—	—	—

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(15)	(12)	(17)
Adjustment of redeemable capital shares to redemption value	15	12	17

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$—
Cash flows from financing activities
Net cash provided by financing activities	—	—	—
Adjustment to period cash flows due to currency movement	(15)	(12)	(17)

Decrease in cash	(15)	(12)	(17)
Cash at beginning of year	115	127	144

Cash at end of year	$100	$115	$127

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

3. South African Rand Deposits

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the year ended October 31, 2013, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 100 USD. For the year ended October 31, 2012, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 115 USD. For the year ended October 31, 2011, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 127 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$115	1	$127	1	$144
Shares issued	—	—	—	—	—	—
Shares redeemed	—	—	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(15)	—	(12)	—	(17)

Ending balance	1	$100	1	$115	1	$127

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2014

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2014

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.