Form 10-Q
period 2014-04-30
CurrencyShares South African Rand Trust
filed 2014-06-09
CIK 1433997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

CURRENCYSHARES® SOUTH AFRICAN RAND TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® South African Rand Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
South African Rand deposits, interest bearing	$—	$—
South African Rand deposits, non-interest bearing	95	100

Total Assets	$95	$100

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities	$—	$—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 10,150,000 authorized - 1 issued and outstanding	95	100
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$95	$100

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014	Six months ended April 30, 2013
Income

Total Income	$—	$—	$—	$—
Expenses

Total Expenses	—	—	—	—

Net Income	$—	$—	$—	$—

Basic and Diluted Earnings per share	$—	$—	$—	$—
Weighted-average Shares Outstanding	1	1	1	1
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	5	(1)	(5)	(4)

Total Comprehensive (Loss)/Income	$5	$(1)	$(5)	$(4)

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	—	—

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5)	(15)
Adjustment of redeemable capital shares to redemption value	5	15

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® South African Rand Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities

Net cash provided by operating activities	$—	$—
Cash flows from financing activities

Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	(5)	(4)

Decrease in cash	(5)	(4)
Cash at beginning of period	100	115

Cash at end of period	$95	$111

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

South African Rand principal deposits are held in a South African Rand-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 95 USD. For the year ended October 31, 2013, there were no South African Rand principal deposits and no South African Rand principal redemptions resulting in an ending South African Rand balance of 1,000. This equates to 100 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	100	1	$115
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(5)	—	(15)

Ending balance	1	95	1	$100

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust did not have any Authorized Participant creation activity during the fiscal quarter ended April 30, 2014. The balance reflected in the financial statements is seed capital from the Sponsor.

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

The functional currency of the Trust is the South African Rand in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

No additional Shares were created or redeemed during the year ended October 31, 2013 or the six months ended April 30, 2014. As of October 31, 2013, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital share value of $100. As of April 30, 2014, the number of South African Rand owned by the Trust was 1,000 resulting in a redeemable capital Share value of $95.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/South African Rand exchange rate and the nominal annual interest rate to be paid by the Depository on South African Rand held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SOUTH AFRICAN RAND TRUST

By Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
South African Rand Trust

Date: June 9, 2014	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)